Form 10KSB
period 1997-01-31
CAROUSEL CAPITAL INC
filed 1997-03-27
CIK 810967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended             January 31, 1997
                                   ---------------------------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from                  to
                                        -----------------  ---------------------

         Commission File number                  32-12095-NY
                                ------------------------------------------------
                              CAROUSEL CAPITAL, INC
               (Exact name of registrant as specified in charter)

                        Nevada                                13-3436101
State or other jurisdiction of incorporation          (I.R.S. Employer I.D. No.)
 or organization

P. O. Box 17260 Salt Lake City, Utah                                84117
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, including area code          (1-801-273-1203)

Securities registered pursuant to section 12 (b) of the Act:

Title of each class                    Name of each exchange on which registered
       None                                              None

Securities registered pursuant to section 12 (g ) of the Act:
             Common Stock, par value $0.001
                     (Title of Class)

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  (1) Yes [X ]   No [ ]       (2)  Yes [X]    No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $       -0-

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

At January 31, 1997, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of January 31, 1997, the registrant had 1,022,200 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10- KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424 (b) or
(c) under the Securities Act of 1933: None

                                                 TABLE OF CONTENTS

--------------------------------------------------------------------------------


PART I
                                                                            Page

ITEM 1.  DESCRIPTION OF BUSINESS                                              4

ITEM 2.  DESCRIPTION OF PROPERTIES                                            4

ITEM 3.  LEGAL PROCEEDINGS                                                    4

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                    4

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS             5

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            5

ITEM 7.  FINANCIAL STATEMENTS                                                 6

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                             6

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT                   6

ITEM 10. EXECUTIVE COMPENSATION                                               9

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT       9

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       10

PART IV

ITEM 13. EXHIBITS                                                             11

--------------------------------------------------------------------------------


                         ITEM 1. DESCRIPTION OF BUSINESS

--------------------------------------------------------------------------------


History and Organization

The Company was incorporated under the laws of the State of Nevada on February 25, 1986 with authorized capital stock of 500,000,000 shares at $0.001 par value and on March 28, 1995 the authorized capital stock was decreased to 50,000,000 shares at $0.001 par value.

During April 1987 the Company completed a public offering and sale of 10,000 shares of it's common capital stock and as part of that sale the company issued A and B warrants to be exercised by April 9, 1991. The warrants expired before being exercised. During August 1996 the Company issued 1,000,000 shares of it's common capital stock for $20,000. $19,000 was paid for an option on land. The option expired in October 1996 as was written off as a loss.

The company completed a reverse stock split on November 28, 1995 at 1,000 for one.

Since its inception the Company has been in the development stage and has been engaged in seeking business opportunities and during that time the Company has used all its assets in that effort.


--------------------------------------------------------------------------------


                        ITEM 2. DESCRIPTION OF PROPERTIES

--------------------------------------------------------------------------------


The Company's does not maintain any office nor does it own any property


--------------------------------------------------------------------------------


                            ITEM 3. LEGAL PROCEEDINGS

--------------------------------------------------------------------------------


None.


--------------------------------------------------------------------------------


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

--------------------------------------------------------------------------------


No matters were submitted to a vote of shareholders of the Company during the fiscal year ended January 31, 1997.

--------------------------------------------------------------------------------


        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------------


During the past five years there has been no established trading market for the company's common capital stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At January 31, 1997, the Company had 69 shareholders.

During the last reporting period the registrant sold shares of it's common stock as outlined below;

(a) On August 19, 1996 the registrant sold 1,000,000 shares of it's common capital stock for $20,000 cash.
(b) (1) The principal underwriter was "San Pedro
        Securities" Box 87, Punta Gorda Town, Belize, Central
             America.
    (2) The parties purchasing the securities consisted of eight individuals or business entities located in Belize, Central America
(c) The securities were sold for cash at $0.02 per share with no commissions or discounts.
(d) An exemption from registration is claimed under Regulation S, Category 2, Rule 903, and the securities were issued showing Regulation S on the face of the certificate.
(e)  The securities contained no rights of conversion or exercise.

--------------------------------------------------------------------------------


        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

--------------------------------------------------------------------------------


Overview

The Company was incorporated under the laws of the State of Nevada on February 25, 1986 with authorized capital stock of 500,000,000 shares at $0.001 par value and on March 28, 1995 the authorized capital stock was decreased to 50,000,000 shares at $0.001 par value.

During April 1987 the Company completed a public offering and sale of 10,000 shares of it's common capital stock and as part of that sale the company issued A and B warrants to be exercised by April 9, 1991. The warrants expired before being exercised. During August 1996 the Company sold 1,000,000 shares of it's common capital stock for $20,000. $19.000 was paid on an option to purchase land. The option expired in October 1996 and was written of as a loss.

The company completed a reverse stock split on November 28, 1995 at 1,000 shares for one.

Since its inception the Company has been in the development stage and has been engaged in seeking business opportunities and during that time the Company has used all its assets in that effort.

Since discontinuing operations, the Company has had no business operations. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders' approval will not be sought.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur substantial costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred. In the past the board of directors has approved a resolution authorizing the Registrant to issue shares of its common stock as consideration for monies advanced or services rendered on behalf of the Company.


Currently, management is not able to determine the time or resources that will be necessary to complete the participation in or acquisition of any future business prospect.

Liquidity and Capital Resources

As of January 31, 1997, the Company had no assets to pay its liabilities.

Results of Operations

Since the Company ceased operations in 1990, its only activity to date involves the investigation of potential business opportunities.


--------------------------------------------------------------------------------


                          ITEM 7. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The financial statements of the Company are included following the signature page to this form 10-KSB.


--------------------------------------------------------------------------------


            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------


The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure.


--------------------------------------------------------------------------------


        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------------

The following table sets forth as of January 31, 1997, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name             Age     Position                  Director and/or Officer Since

Laura Olson      41      President and Director    February 26, 1997
Brad Smith       37      Secretary and Director    February 26, 1997

Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual meeting of the board of directors and is qualified.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

Laura Olson                  She was born in Salt Lake City, Utah.  Graduated
                             from Granite High School in 1973.  Attended Salt
                             Lake Community college for one year in Fashion
                             Merchandising. Worked for Plywood Wholesalers from 1974 to 1977. Self employed since 1977.

Brad Smith                   He was born in Salt Lake City, Utah.  Graduated
                             from the University of Utah in 1986 with a Bachelor of Arts in English. Self employed insurance agent from 1982 to 1993. Serves as board member for several corporations and is currently self employed..

Except as indicated below, to the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

              (I) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

              (ii)  engaging in any type of business practice; or

              (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgement in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

                Compliance with Section 16(a) of the Exchange Act

Since the Company ceased operations in 1990, the Company knows of no person, who at any time during the subsequent fiscal years, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 ("Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16 (a). Based upon a review of Forms 3 and 4 furnished to the registrant under Rule 16a-3(d) during its most recent fiscal year, other than disclosed below, the registrant knows of no Reporting Person that failed to file the required reports during the most recent fiscal year or prior years.

The following table sets forth as of January 31, 1997, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name                   Position                           Report to be Filed

Laura Olson            President and Director             Form 3
Brad Smith             Secretary and Director             Form 3

--------------------------------------------------------------------------------


                         ITEM 10. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------


Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended January 31, 1997, 1996, and 1995.

Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans

None.

Pension Table
None.

Other Compensation
None

Compensation of Directors
None.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.


--------------------------------------------------------------------------------


    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------


The following table sets forth as of January 31, 1997, the name and address and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

                                Nature of           Number of
Name of Person or Group         Ownership (1)       Shares Owned       Percent
-----------------------         --------------      ------------       -------

Officers and Directors and
  Principal Shareholders:

Laura Olson                      Direct                       -             -
Brad Smith                       Direct                       -             -

All Officers and Directors
  as a Group (3 persons)         Direct                       -             -

           (1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.


--------------------------------------------------------------------------------


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------



Transactions with Management and Others

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Certain Business Relationships

The transactions described below were not the result of arm's length negotiations, but in the opinion of management, the terms of such transactions were fair to the Company and no less favorable than could have been obtained from unrelated parties.

At a special meeting of the board of directors held on July 1, 1993, the board approved a resolution authorizing the Company to issue shares of common stock of the Company as consideration to officers, directors, and affiliates for services rendered and reimbursement of expenses incurred on behalf of the Company due to the Company's reduced operational status and lack of funds to cover such expenses. Pursuant to a resolution of the board of directors dated July 1, 1993, the board authorized the issuance of 6,200,000 shares of common stock as payment for services and expenses rendered on behalf of the Company.

Indebtedness of Management

There were not material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

The Company was organized more than five years ago therefore transactions between the Company and its promoters or founders are not deemed to be material.

--------------------------------------------------------------------------------


                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


(a) (1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                           Page

Report of Andersen, Andersen & Strong, Certified Public Accountants          13

Balance Sheet as of January 31, 1997                                         14

Statements of Operations for years ended January 31, 1997 and 1996           15

Statements of Stockholders' Equity for the years ended January 31, 1997
   and 1996 and from inception                                               16

Statements of Cash Flows for the years ended January 31, 1997 and 1996       18

Notes to Financial Statements                                                19

(a)(2)  Financial  Statement  Schedules.    The  following  financial  statement
        schedules are included as part of this report:

None.

(a)(3) Exhibits. The following exhibits are included as part of this report by reference:

None.

--------------------------------------------------------------------------------


                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                          CAROUSEL CAPITAL, INC.

Date: March 26,1997                       By /s/Laura Olson
                                             Laura Olson, President and Director

Date: March 26, 1997                      By /s/Brad Smith
                                             Brad Smith, Secretary and Director

Board of Directors
Carousel Capital, Inc.
Salt Lake City, Utah


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We have audited the accompanying balance sheets of Carousel Capital, Inc. (a development stage company) at January 31, 1997, and January 31, 1996 and the statements of operations, stockholders' equity, and cash flows for the years ended January 31, 1997, 1996, and 1995 and the period February 25, 1986 (date of inception) to January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carousel Capital, Inc. at January 31, 1997, and January 31, 1996 and the results of its operations and its cash flows for the years ended January 31, 1997, 1996, and 1995 and the period February 25, 1986 (date of inception) to January 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has been in the development stage since its inception and has suffered recurring losses from operations, which raises substantial doubt about it's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Salt Lake City, Utah                         /s/Andersen Andersen & Strong
March 24, 1997

                             CAROUSEL CAPITAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                     January 31, 1997, and January 31, 1996

--------------------------------------------------------------------------------


                                                  January 31,        January 31,
                                                     1997                1996
                                                 -----------        -----------


ASSETS

CURRENT ASSETS

   Cash                                     $         -           $       -
                                             --------------        ------------

          Total current assets              $         -           $       -
                                             ==============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                             $     4,300          $    2,050
                                                 ----------           ---------

          Total current Liabilities                   4,300               2,050
                                                 ----------           ---------


STOCKHOLDERS' EQUITY

   Common stock, 50,000,000 shares
     authorized, at $0.001 par value;
     1,022,200 shares issued and
     outstanding at January 31, 1997;
     22,200 shares at January 31, 1996

                                                      1,022                  22

   Capital in excess of par value                   108,739              89,739

   Deficit accumulated during the
       development stage                           (114,061)            (91,811)
                                                   --------             -------

          Total Stockholder's deficiency             (4,300)             (2,050)
                                                 ----------            --------

                                            $         -           $       -
                                             ==============        ============



   The accompanying notes are an integral part of these financial statements.

                             CAROUSEL CAPITAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                   For the Years Ended January 31, 1997, 1996
               and 1995 and the Period February 25, 1986 (Date of
                         Inception) to January 31, 1997

--------------------------------------------------------------------------------


                                                               February 25, 1986
                        January      January      January    (Date of Inception)
                          1997         1996         1995       to January, 1997
                         ------      --------     --------     ----------------

REVENUES               $      -      $    -       $    -          $     9,783

EXPENSES               $   22,250    $  2,050          -              123,844
                        ---------     -------      -------         ----------

NET LOSS               $  (22,250)   $ (2,050)         -          $  (114,061)
                        =========     =======      =======         ==========

NET LOSS PER COMMON
   SHARE               $     (.02)   $    -       $    -
                        =========     =======      =======
























   The accompanying notes are an integral part of these financial statements.

                             CAROUSEL CAPITAL, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Period from February 25, 1986 (Date of Inception)
                               to January 31, 1997

--------------------------------------------------------------------------------


                                                                                            Capital in
                                                             Common Stock                    Excess of            Accumulated
                                                     Shares               Amount             Par Value          Deficit


Balance February 25, 1986 (Date of
   Inception)                                          -              $     -               $     -              $     -

Issuance of common stock for cash
   September 17, 1986                                6,000                    6                 5,994                  -

Issuance of common stock for cash
      less costs - April 9, 1987                    10,000                   10                77,551                  -

Net income for the year ended
   January 31, 1988                                    -                    -                     -                 (8,461)
                                                ----------             --------             ---------              -------

Balance January 31, 1988                            16,000                   16                83,545               (8,461)
                                                    ------                 ----              --------              -------

Net loss for the year ended
   January 31, 1989                                    -                   -                      -                (23,123)

Net income for the year ended
   January 31, 1990                                    -                   -                      -                     99


Net loss for the year ended
   January 31, 1991                                    -                   -                      -                (52,076)
                                                  --------              ------               --------               ------


Balance January 31, 1991                            16,000                  16                 83,545              (83,561)
                                                    ------                 ---               --------              -------


Balance January 31, 1993                            16,000                  16                 83,545              (83,561)
                                                    ------                 ---               --------              -------

Issuance of common stock for
   expenses and services -
   July 1, 1993                                      6,200                   6                  6,194                  -

Net loss for the year ended
   January 31, 1994                                    -                   -                      -                 (6,200)
                                                ----------              ------               --------              -------

Balance January 31, 1994                            22,200                  22                 89,739              (89,761)
                                                    ------                ----               --------              -------




   The accompanying notes are an integral part of these financial statements.

                             CAROUSEL CAPITAL, INC.
                          (A Development Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                Period from February 25, 1986 (Date of Inception)
                               to January 31, 1997

--------------------------------------------------------------------------------


                                                                                           Capital in
                                                            Common Stock                    Excess of            Accumulated
                                                     Shares              Amount             Par Value              Deficit


Balance January 31, 1995                             22,200                $  22            $   89,739             $ (89,761)



Net loss for the year ended
   January 31, 1996                                     -                    -                     -                  (2,050)
                                         ------------------        -------------        --------------             ---------


Balance January 31, 1996                             22,200                   22                89,739             $ (91,811)


Issuance of common stock for
     cash - August 28, 1996                       1,000,000                1,000                19,000

Net loss for the year ended
   January 31, 1997                                     -                    -                     -                 (22,250)
                                         ------------------        -------------        --------------         -------------


Balance January 31, 1997                          1,022,200      $        1,0 22           $   108,739            $ (114,061)
                                          =================       ==============            ==========             =========
























    The accompanying notes are an integral part of these financial statements

 .

                             CAROUSEL CAPITAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                               For the Years Ended
              January 31, 1997, 1996, and 1995 and the Period from
            February 25, 1986 (Date of Inception) to January 31, 1997

--------------------------------------------------------------------------------


                                                                                                             February 25, 1986
                                                                   January    January         January       (Date of Inception)
                                                                     1997       1996            1995          to January 1997
                                                                   -------    --------        --------        ---------------


CASH FLOWS FROM
   OPERATING ACTIVITIES:

   Net loss                                                    $  (22,250)   $ (2,050)      $    -              $  (114,061)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities:

       Capital stock issued for:

          Expenses and services                                       -            -             -                    6,200

       Increase in accounts payables                                2,250        2,050           -                    4,300
                                                              -----------     --------      ---------          ------------

          Net Cash Used by Operations                             (20,000)         -             -                 (103,561)
                                                                ---------     --------      ---------          ------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:                                                        -            -             -                      -
                                                             --------------   --------      ---------          ------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:

   Proceeds from issuance of common
       stock                                                       20,000          -             -                  103,561
                                                               ----------    ---------      ---------            ----------

   Net Increase (Decrease) in Cash
                                                                      -            -             -                      -
   Cash Beginning of Period                                           -            -             -                      -
                                                             -------------- ----------      ----------          -----------

   Cash End of Period                                       $         -      $     -      $      -             $        -
                                                             =============== =========      ==========          ===========


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of 6,200 common shares for expenses - 1993                     $  6,200


   The accompanying notes are an integral part of these financial statements.

                             CAROUSEL CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



1.  ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on February 25, 1986 with authorized capital stock of 500,000,000 shares at $0.001 par value. On March 28, 1995 the authorized capital stock was decreased to 50,000,000 shares at $0.001 par value.

During April 1987 the Company completed a public offering and sale of 10,000 shares of it's common capital stock and as part of that sale the Company issued A and B warrants to be exercised by April 9, 1991. The warrants expired before being exercised.

The Company completed a reverse stock split on November 28, 1995 at 1,000 shares for one. This report has been prepared showing after stock split shares from inception.

Since inception the Company has been in the development stage and has been engaged in seeking business opportunities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

At January 31, 1997, the Company had a net operating loss carry forward totaling $114,061. The tax benefit from the loss carry forward has been fully offset by a valuation reserve, because the use of the future tax benefit is undeterminable since the Company has no operations.

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding after the reverse stock split.

                             CAROUSEL CAPITAL, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------



3.  RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and they may, in the future, become involved in additional business ventures which also may require their attention. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has formulated no policy for the resolution of such conflicts.

4.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding which will enable the Company to continue operations into the future.

Management recognizes that, if it is unable to raise additional capital, the Company cannot conduct operations in the future.