Form 10-Q
period 1997-03-17
SUPERIOR OIL CORP /NV/
filed 1997-06-06
CIK 810967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q


(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        April 30, 1997



( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File number      33-12095-NY

CAROUSEL CAPITAL, INC.
(Exact name of registrant as specified in charter)


Nevada                                                       13-3436101
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

9545   116A Street, Delta, B.C., Canada,                     VHC 6Z3
(Address of principal executive offices)                    (Zip Code)

(604) 582-0207
Registrant's telephone number, including area code


CAROUSEL CAPITAL, INC. ,  P. O. BOX 17260,   SALT LAKE CITY,  UTAH
(Former name, former address, and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports),  Yes [X ]  No [   ] and (2) has
been subject to such filing requirements for the past 90 days.  Yes [X]   No
[  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                  Class                 Outstanding as of April 30, 1996
     Common  Stock, $0.001              15,022,200




PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

The accompany unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The unaudited balance sheet of the Company as of April 30, 1997, and the related audited balance sheet of the company as of January 31, 1997, the unaudited statements of operations and cash flows for the three months ended April 30, 1997 and 1996, and the unaudited statements of stockholders' equity for the period from February 25, 1986 through April 30, 1997, are attached hereto and incorporated herein by this reference.

Operating results for the quarter ended April 30, 1997, are not necessarily indicative of the results that can be expected for the year ending January 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Ability of the Company to Continue

The Company has had a net operating loss carryforward of $114,061 since inception and has very limited working capital. The Company will need additional working capital in order to continue as a going concern and the management believes they can accomplish this objective through additional equity funding however there is no assurance that the Company will be able to obtain this objective.

Liquidity and Capital Resources

At April 30, 1997 the Company had a contingent liability of $500,000 and did
not have assets with which to   meet the potential obligation.   See note 4 of
the financial statements

Results of Operations

The Company has had no operations during this reporting period.

Regulation S stock offering and sale

During March and April 1997 the Registrant completed a Regulation S stock offering and sale of 13,000,000 shares of common stock with net proceeds of $130,000. The proceeds of the sale was used to purchase marketable securities and an interest in a gas and oil property.

SUPERIOR OIL CORPORATION
(A Development Stage Company)

BALANCE SHEETS
April 30, 1997, and January 31, 1996

                                                  April 30,         January 31,
                                                    1997                1997
ASSETS

CURRENT ASSETS
     Cash                                                    $        0           $       0
    Investments - available-for-sale securities - Note 3         50,500

               Total current assets                              50.500                   0

OTHER ASSETS
     Investments - oil and gas properties - Note 4               76,000                   0

                                                               $126,500           $       0
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                         $     920           $   4,300

               Total current Liabilities                            920               4,300

STOCKHOLDERS' EQUITY
     Common stock, 50,000,000 shares
          authorized, at $0.001 par value;
          15,022,200 shares issued and
          outstanding at April 30, 1997;
          1,022,200 shares at January 31, 1997                   15,022               1,022

     Capital in excess of par value                             225,739             108,739

     Deficit accumulated during the
          development stage                                   (115,181)            (114,061)

               Total Stockholder's deficiency                  125,580               (4,300)

                                                           $   126,500             $      -


SUPERIOR OIL CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three months ended April 30, 1997 and  1996
and the Period February 25, 1986 (Date of Inception) to April 30, 1997

                                                           February 25, 1986
                               April        April        (Date of Inception)
                               1997          1996         to April 30, 1997

REVENUES                     $      -      $      -          $      9,783

EXPENSES                     $  1,120      $    450               124,964

NET LOSS                     $ (1,120)     $   (450)         $  (115,181)

NET LOSS PER COMMON SHARE    $      -      $      -


SUPERIOR OIL CORPORATION
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period from February 25, 1986 (Date of Inception) to April 30, 1997

                                           Common Stock               Excess of      Accumulated
                                       Shares        Amount           Par Value      Deficit
Balance February 25, 1986                   0        $  -             $      -       $       -
(Date of Inception)

Issuance of common stock for cash
September 17, 1986                      6,000           6                5,994               -

Issuance of common stock for cash
less costs - April 9, 1987             10,000          10               77,551               -

Net income for the year ended
January 31, 1988                            -           -                    -         (8,461)

Balance January 31, 1988               16,000          16               83,545         (8,461)

Net loss for the year ended
January 31, 1989                            -           -                    -        (23,123)

Net income for the year ended
January 31, 1990                            -           -                    -             99

Net loss for the year ended
January 31, 1991                            -           -                    -        (52,076)


Balance January 31, 1991               16,000          16               83,545        (83,561)


Balance January 31, 1993               16,000          16               83,545        (83,561)

Issuance of common stock for
expenses and services -
July 1, 1993                            6,200          6                 6,194              -

Net loss for the year ended
January 31, 1994                            -          -                     -         (6,200)

Balance January 31, 1994               22,200         22                89,739        (89,761)


SUPERIOR OIL CORPORATION
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
Period from February 25, 1986 (Date of Inception) to April 30, 1997

                                                                Capital in
                                         Common Stock           Excess of      Accumulated
                                     Shares        Amount       Par Value      Deficit

Balance January 31, 1995              22,200     $     22       $  89,739      $ (89,761)

Net loss for the year ended
January 31, 1996                           -            -               -         (2,050)

Balance January 31, 1996              22,200           22          89,739        (91,811)

Issuance of common stock for
cash - August 28, 1996             1,000,000        1,000          19,000

Net loss for the year ended
January 31, 1997                           -            -               -        (22,250)

Balance January 31, 1997           1,022,200        1,022         108,739       (114,061)

Issuance of common stock for
cash - March 4, 1997               2,000,000        2,000          18,000              -

Issuance of common stock for
cash - March 27, 1997             11,000,000       11,000          99,000              -

Issuance of common stock for
oil properties - April 2, 1997     1,000,000        1,000               -              -

Net loss for three months
ended April 30, 1997                       -            -               -         (1,120)


Balance April 30, 1997            15,022,200      $15,022        $225,739      $(115,181)

SUPERIOR OIL CORPORATION
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Three Months Ended April 30, 1997 and 1996 and the Period from February 25, 1986 (Date of Inception) to April 30, 1997

                                                                                      February 25, 1986
                                                           April         April         (Date of Inception)
                                                            1997          1996         to April 30, 1997

CASH FLOWS FROM
     OPERATING ACTIVITIES:

      Net loss                                      $   (1,120)        $ (450)         $ (115,181)
     Adjustments to reconcile net loss to
          net cash provided by operating
          activities:

          Capital stock issued for:

               Expenses and services                         -               -              6,200

          Increase (decrease) in accounts payables      (3,380)            450                920

               Net Cash Used by Operations              (4,500)              -           (108,061)

CASH FLOWS FROM INVESTING
     ACTIVITIES:
          Purchase securities and oil properties      (126,500)              -           (126,500)

CASH FLOWS FROM FINANCING
     ACTIVITIES:

     Proceeds from issuance of common stock            131,000               -            234,561

     Net Increase (Decrease) in Cash                         -               -                  -

     Cash Beginning of Period                                -               -                  -

     Cash End of Period                              $       -       $       -         $        -


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of 6,200 common shares for expenses - 1993                    $ 6,200

SUPERIOR OIL CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on February 25, 1986 with authorized capital stock of 500,000,000 shares at $0.001 par value and on March 28, 1995 the authorized capital stock was decreased to 50,000,000 shares at $0.001 par value.

During April 1987 the Company completed a public offering and sale of 10,000 shares of it's common capital stock and as part of that sale the Company issued A and B warrants to be exercised by April 9, 1991, however, the warrants expired before being exercised.

On March 17, 1997 the Company changed it's name to"Superior Oil Corporation" from "Carousel Capital, Inc."

During March and April 1997 the Company completed a public offering and sale of 13,000,000 shares of it's common capital stock.

The Company completed a reverse stock split on November 28, 1995 at 1,000 shares for one share.
This report has been prepared showing after stock split shares from inception.

Since its inception the company has been in the development stage and has been engaged in seeking business opportunities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

At January 31, 1997, the Company had a net operating loss carry forward of $114,061. The tax benefit from the loss carry forward has been fully offset by a valuation reserve, because the use of the future tax benefit is doubtful, since the Company has no operations and there has been substantial changes in the stockholders.

SUPERIOR OIL CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding after the reverse stock split.

3.  INVESTMENTS - AVAILABLE-FOR-SALE SECRURITIES

During March and April 1997 the Company purchased restricted securities, as shown below, which will become free trading within 12 months of their purchase.

    Name of Stock                Number of Shares           Cost - Fair Value
    Synfuel Technology                7,600                    $17,000
    Gold Coast Resources              6,700                     33,500

                                                               $50,500
4.  INVESTMENTS - OIL AND GAS PROPERTIES

During April 1997 the Company purchsed a joint venture, working interest, in an oil and gas property, with Opturnal Energy. The property is located 42 miles northwest of Lubbock, Texas and covers 13,600 production acres and is estimated to contain over 100 million barrels of oil and 167 billion cubic feet of gas.

The Company is committing $500,000 for the leasing, engineering, and drilling of the property , however at the report date no activity had been started nor does the Company have the assets to pay the commitment.

The land owner and Opturnal Energy have retained  a  1/8 royalty each.

5.  RELATED PARTY TRANSACTIONS

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

6.  CONTINGENT LIABILITIES

See note 4 regarding a $500,000 commitment to develop an oil and gas property.

SUPERIOR OIL CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7.  GOING CONCERN

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding which will enable the Company to continue operations into the future.

Management recognizes that, if it is unable to raise additional capital, it cannot conduct operations in the future.

PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN THE SECURITIES

During March and April 1997 he registrant completed a regulation S offering and sale of 13,000,000 common shares of it's capital stock for a net proceeds of $130,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Forms 8-K filed during this period reported a regulation S stock offering, a change in the name of the registrant, and a change in officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SUPERIOR OIL CORPORATION
[Registrant]




Dated June        , 1997

By:/s/ Ranbir Dhaliwal
______________________
Ranbir Dhaliwal
President