Form 10-Q
period 1997-07-31
SUPERIOR OIL CORP /NV/
filed 1997-10-30
CIK 810967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        July 31, 1997
                              --------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  ----------------------
Commission File number              33-12095-NY
                      ----------------------------------------------------

                            SUPERIOR OIL CORPORATION
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                        13-3436101
-------------------------------                       --------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

9545   116A Street, Delta, B.C., Canada,                    VHC 6Z3
----------------------------------------              --------------------
(Address of principal executive offices)                   (Zip Code)

                                 (604) 582-0207
               --------------------------------------------------
               Registrants telephone number, including area code


         CAROUSEL CAPITAL, INC. , P. O. BOX 17260, SALT LAKE CITY, UTAH
         --------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

           Class                             Outstanding as of July 31, 1996
    --------------------                     -------------------------------
    Common Stock, $0.001                              15,022,200

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------


                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompany unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The unaudited balance sheet of the Company at July 31, 1997, and the related audited balance sheet of the company at January 31, 1997, the unaudited statements of operations and cash flows for the three and six months ended July 31, 1997 and 1996, and the unaudited statements of stockholders equity for the period from February 25, 1986 to July 31, 1997, are attached hereto and incorporated herein by this reference.

Operating results for the three and six months ended July 31, 1997, are not necessarily indicative of the results that can be expected for the year ending January 31, 1998.

--------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Ability of the Company to Continue
----------------------------------

The Company has had a net operating loss carryforward of $114,061 since inception and has very limited working capital. The Company will need additional working capital in order to continue as a going concern and the management believes they can accomplish this objective through additional equity funding however there is no assurance that the Company will be able to obtain this objective.

Liquidity and Capital Resources
-------------------------------

At July 31, 1997 the Company had a contingent liability of $500,000 and did not have assets with which to meet the potential obligation. See note 4 of the financial statements

Results of Operations
---------------------

The Company has had no operations during this reporting period.

Regulation S stock offering and sale
------------------------------------

During March and April 1997 the Registrant completed a Regulation S stock offering and sale of 13,000,000 shares of common stock with net proceeds of $130,000. The proceeds of the sale were used to purchase marketable securities and an interest in a gas and oil property.

Trade of Marketable Securities for an Interest in an Oil Well
-------------------------------------------------------------

During July 1997 the registrant traded marketable securities, consisiting of 7,600 shares of Synfuel Technology and 6,700 shares of Gold Coast Resoruces, for a 25% working interest in one oil well, covering 97 acres, located in Pleasants County, West Virginia. The fair value of the oil well is considered to be the cost of the stocks given in trade and will be amortized to expense over its useful life as soon as the well becomes active. The well is presently inactive and the registrant has no plans to reactivate it within the coming year. The lease has an indefinite expiration date and the land owner has retained a 1/8 royalty.

                            SUPERIOR OIL CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS
                      July, 31, 1997, and January 31, 1996

--------------------------------------------------------------------------------


                                                         July 31,    January 31,
                                                           1997         1997
ASSETS

CURRENT ASSETS
   Cash                                                  $    --      $    --
                                                          ---------    ---------

        Total current assets                                  --           --
                                                          ---------    ---------

OTHER ASSETS
  Investments - oil and gas properties - Note 4            126,500         --
                                                          ---------    ---------

                                                         $ 126,500    $    --
                                                          ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                      $   1,400    $   4,300
                                                          ---------    ---------

        Total current Liabilities                            1,400        4,300
                                                          ---------    ---------
STOCKHOLDERS' EQUITY
  Common stock, 50,000,000 shares
   authorized, at $0.001 par value;
   15,022,200 shares issued and
   outstanding at July 31, 1997;
   1,022,200 shares at January 31, 1997
                                                            15,022        1,022

  Capital in excess of par value                           225,739      108,739

  Deficit accumulated during the
       development stage                                  (115,661)    (114,061)
                                                          ---------    ---------

          Total Stockholders deficiency                   125,100       (4,300)
                                                          ---------    ---------

                                                         $ 126,500    $    --
                                                          =========    =========


                            SUPERIOR OIL CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
           For the Three Months and the Six Months ended July 31, 1997 and 1996 and the Period February 25, 1986 (Date of
                           Inception) to July 31, 1997

--------------------------------------------------------------------------------


                       Three        Six          Three        Six                     February 25, 1986
                       Months       Months       Months       Months                (Date of Inception)
                       1997         1997         1996         1996                     to July 31, 1997
                       ---------    ---------    ---------    ---------             -------------------
REVENUES              $    --      $    --      $    --      $    --                          $   9,783


EXPENSES              $     480         1600    $     375          825                          124,964
                       ---------    ---------    ---------    ---------                       ---------

NET LOSS              $    (480)       (1600)   $    (375)        (825)                       $(115,661)
                       =========    =========    =========    =========                        =========

NET LOSS PER COMMON
   SHARE              $    --      $    --      $    --      $    --
                       =========    =========    =========    =========































                            SUPERIOR OIL CORPORATION
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Period from February 25, 1986 (Date of Inception)
                                to July 31, 1997

--------------------------------------------------------------------------------


                                            Common Stock               Excess of        Accumulated
                                         ------------------
                                       Shares         Amount           Par Value          Deficit
                                       ------         ------           -----------      -----------
Balance February 25, 1986 (Date of
   Inception)                             --          $   --           $   --         $   --

Issuance of common stock for cash
   September 17, 1986                     6,000               6           5,994           --

Issuance of common stock for cash
      less costs - April 9, 1987         10,000              10          77,551           --

Net income for the year ended
   January 31, 1988                      --              --               --            (8,461)
                                      ---------       ---------       ---------       ---------

Balance January 31, 1988                 16,000              16          83,545         (8,461)
                                      ---------       ---------       ---------       ---------

Net loss for the year ended
   January 31, 1989                       --             --               --           (23,123)

Net income for the year ended
   January 31, 1990                       --             --               --                 99


Net loss for the year ended
   January 31, 1991                       --              --              --           (52,076)
                                      ---------       ---------       ---------       ---------

Balance January 31, 1991                 16,000              16          83,545        (83,561)
                                      ---------       ---------       ---------       ---------

Balance January 31, 1993                 16,000              16          83,545        (83,561)
                                      ---------       ---------       ---------       ---------
Issuance of common stock for
   expenses and services -
   July 1, 1993                           6,200               6           6,194            --

Net loss for the year ended
   January 31, 1994                       --              --              --            (6,200)
                                      ---------       ---------       ---------       ---------

Balance January 31, 1994                 22,200              22          89,739        (89,761)
                                      ---------       ---------       ---------       ---------






                            SUPERIOR OIL CORPORATION
                          (A Development Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                Period from February 25, 1986 (Date of Inception)
                                to July 31, 1997

--------------------------------------------------------------------------------



                                        Common Stock          Capital in
                                      -----------------       Excess of     Accumulated
                                    Shares       Amount       Par Value      Deficit
                                    ------       ------       ----------   ------------

Balance January 31, 1995                22,200   $       22   $   89,739   $  (89,761)




Net loss for the year ended
   January 31, 1996                       --           --           --         (2,050)
                                    ----------   ----------   ----------   -----------


Balance January 31, 1996                22,200           22       89,739      (91,811)

Issuance of common stock for
   cash - August 28, 1996            1,000,000        1,000       19,000

Net loss for the year ended
   January 31, 1997                       --           --           --        (22,250)
                                    ----------    ---------   ----------   -----------

Balance January 31, 1997            1,0 22,200        1,022      108,739     (114,061)

Issuance of common stock for
   cash - March 4, 1997              2,000,000        2,000       18,000         --

Issuance of common stock for
   cash - March 27, 1997            11,000,000       11,000       99,000         --

Issuance of common stock for
   oil properties - April 2, 1997    1,000,000        1,000         --           --

Net loss for six months
   ended July 31, 1997                    --           --           --         (1,600)
                                    ----------    ---------   ----------   -----------

Balance July 31, 1997               15,022,200   $   15,022   $  225,739   $ (115,661)
                                    ==========    =========    ==========   ==========









                            SUPERIOR OIL CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
           For the Three Months and the Six Months Ended July 31, 1997
                          and 1996 and the Period from
             February 25, 1986 (Date of Inception) to July 31, 1997

--------------------------------------------------------------------------------


                                                              Three          Six        Three          Six        February 25, 1986
                                                             Months       Months       Months       Months       (Date of Inception)
                                                               1997         1997         1996         1996         to July 31, 1997
                                                           --------     --------     --------     --------       -------------------

CASH FLOWS FROM
   OPERATING ACTIVITIES:

   Net loss                                              $    (480)    $  (1600)   $    (375)   $    (825)          $(115,661)
   Adjustments to reconcile net loss to
       net cash provided by operating
       activities:

       Capital stock issued for:

          Expenses and services                               --           --                                            6,200

       Increase (decrease) in accounts
           payables                                            480       (2,900)         375          825                1,400
                                                         ---------     ---------   ---------    ---------            ---------

          Net Cash Used by Operations                         --         (4,500)        --           --              (108,061)
                                                         ---------     ---------   ---------    ---------            ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
       Purchase securities and oil properties                 --       (126,500)        --           --              (126,500)
                                                         ---------     ---------   ---------    ---------            ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:

   Proceeds from issuance of common
       stock                                                  --        131,000         --           --                234,561
                                                         ---------     ---------   ---------    ---------            ---------

   Net Increase (Decrease) in Cash                            --           --           --           --


   Cash Beginning of Period                                   --           --           --           --                   --
                                                         ---------     ---------   ---------    ---------            ---------

   Cash End of Period                                    $    --       $    --     $    --      $    --              $    --
                                                         ---------     ---------   ---------    ---------            ---------

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of 6,200 common shares for expenses - 1993            $   6,200

Issuance of 1,000,000 common shares for oil property           $   1,000

                            SUPERIOR OIL CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



1.  ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on February 25, 1986 with authorized capital stock of 500,000,000 shares at $0.001 par value and on March 28, 1995 the authorized capital stock was decreased to 50,000,000 shares at $0.001 par value.

On March 17, 1997 the Company  changed its name  to   Superior  Oil  Corporation
from  Carousel Capital, Inc.

During March and April 1997 the Company completed a public offering and sale of 13,000,000 shares of its common capital stock.

The Company completed a reverse stock split on November 28, 1995 at 1,000 shares for one share. This report has been prepared showing after stock split shares from inception.

Since its inception the company has been in the development stage and has been engaged in seeking business opportunities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
------------

At January 31, 1997, the Company had a net operating loss carry forward of $114,061. The tax benefit from the loss carry forward has been fully offset by a valuation reserve, because the use of the future tax benefit is doubtful, since the Company has no operations and there has been substantial changes in the stockholders.

Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding after the reverse stock split.

                            SUPERIOR OIL CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Estimates and Assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Financial instruments
---------------------

The carrying amounts of financial instruments, including the oil leases and accounts payable, are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

3.  INVESTMENTS - AVAILABLE-FOR-SALE SECRURITIES

During March and April 1997 the Company purchased restricted securities outlined below and during July 1997 the securities were traded for an oil well lease outlined in note 4.

        Name of Stock          Number of Shares            Cost - Fair Value
        -------------          ----------------            -----------------

     Synfuel Technology             7,600                       $17,000
     Gold Coast Resources           6,700                        33,500
                                                                -------

                                                                $50,500
                                                                -------
4.  INVESTMENTS - OIL AND GAS PROPERTIES

During April 1997 the Company purchased a joint venture, working interest, in an oil and gas property, with Opturnal Energy. The property is located 42 miles northwest of Lubbock, Texas and covers 13,600 production acres and is estimated to contain over 100 million barrels of oil and 167 billion cubic feet of gas. The Company is committing $500,000 for the leasing, engineering, and drilling of the property , however at the report date no activity had been started nor does the Company have the assets to pay the commitment The land owner and Opturnal Energy have retained a 1/8 royalty each.

During July 1997 the Company traded marketable securities, consisiting of 7,600 shares of Synfuel Technology and 6,700 shares of Gold Coast Resoruces, for a 25% working interest in one oil well, covering 97 acres, located in Pleasants County, West Virginia. The fair value of the oil well is considered to be the cost of the stocks given in trade and will be amortized to expense over its useful life as soon as the well becomes active. The well is presently inactive and the registrant has no plans to reactivate it within the coming

                            SUPERIOR OIL CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------


4.  INVESTMENTS - OIL AND GAS PROPERTIES - continued

year. The lease has an indefinite expiration date and the land owner has retained a 1/8 royalty.

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

                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

                            ITEM 1. LEGAL PROCEEDINGS

--------------------------------------------------------------------------------


None.


--------------------------------------------------------------------------------

                        ITEM 2. CHANGES IN THE SECURITIES

--------------------------------------------------------------------------------

During March and April 1997 he registrant completed a regulation S offering and sale of 13,000,000 common shares of its capital stock for a net proceeds of $130,000.

--------------------------------------------------------------------------------

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

--------------------------------------------------------------------------------


None.


--------------------------------------------------------------------------------

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------


None.


--------------------------------------------------------------------------------

                            ITEM 5. OTHER INFORMATION

--------------------------------------------------------------------------------

On June 30, 1997 there was a change in the officers of the registrant. Ranbir Dhaliwal, president, resigned and appointed Daniel Maarsman, president, who accepted, and Laura Olson, secretary, resigned, and appointed Lorraine Laatsche, secretary, who accepted.

The resigning officers had no disagreements with the registrant.

--------------------------------------------------------------------------------

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------

A form 8-K filed during this period reported a change in the name of the registrant from Carousel Capital,

Inc. to Superior Oil Corporation.

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SUPERIOR OIL CORPORATION
                                              [Registrant]






Dated October        , 1997                    By
                                                 ------------------------------
                                                 Daniel Maarsman, President